Form 10-K
period 2004-12-31
STRUCTURED PRODUCTS CORP TRUST SERIES S&P 1999-2
filed 2005-03-30
CIK 1282137

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended:              Commission File Number:
                December 31, 2004                          001-32128

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

                       TIERS Callable Principal-Protected
                Asset Backed Certificates Trust Series S&P 1999-2

             (Exact name of registrant as specified in its charter)

               Delaware                                13-3692801
     (State or other jurisdiction                   (I.R.S. Employer
         of incorporation or                       Identification No.)
            organization)

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

TIERS Callable Principal-Protected               American Stock Exchange
 Asset Backed Trust Certificates,
 Series S&P 1999-2

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

                       Yes  X(1)          No
                                ----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

-------------
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           Yes         No  X
                               ----       ----

                       Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                                Introductory Note

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement December 9, 1999, as supplemented by the TIERS Callable Asset Backed Supplement Series S&P 1999-2 dated December 9, 1999, by and between the Depositor and The Bank of New York Trust Company (Cayman) Limited, as Trustee (the "Trustee"), providing for the issuance of the TIERS Callable Principal-Protected Asset Backed Trust Certificates, Series S&P 1999-2 (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

----------------------------------------- -----------------------
  Underlying Securities Issuer(s) or        Exchange Act File
    Guarantor, or successor thereto               Number
----------------------------------------- -----------------------
1. MBNA Master Credit Card Trust II             000-20949
----------------------------------------- -----------------------
2. Discover Card Master Trust I                 000-23108
----------------------------------------- -----------------------

                                     PART I

Item 1.    Business

           None

Item 2.    Properties

           None

Item 3.    Legal Proceedings

           None

Item 4.    Submission of Matters To A Vote of Security Holders

           None

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

           The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

           The Certificates are listed on the American Stock Exchange.

Item 6.    Selected Financial Data

           None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Not Applicable

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

           None

 Item 8.   Financial Statements and Supplementary Data

           None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

           None

Item 9A.   Controls and Procedures

           Not Applicable

Item 9B.   Other Information

           None

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

           None

Item 11.   Executive Compensation

           Not Applicable

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Information required by Item 201(d) of Regulation S-X: Not applicable Information required by Item 403 of Regulation S-X: None

Item 13.   Certain Relationships and Related Transactions

           None

Item 14.   Principal Accounting Fees and Services

           Not Applicable

                                     PART IV

Item 15.   Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

3. Exhibits:

        31.1 Certification by Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        99.1    Annual Compliance Report by Trustee.

        99.2    Report of Aston Bell, CPA.


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

                       Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 24, 2005      By: /s/ Gladys Zacchino
                               -----------------------
                            Name: Gladys Zacchino
                            Title:  Assistant Vice President and Finance Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Gladys Zacchino, certify that:

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

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York Trust Company (Cayman) Limited and The Bank of New York.


                             By:      /s/ Gladys Zacchino
                                  -------------------------------
                             Name:  Gladys Zacchino
                             Title: Assistant Vice President and Finance Officer
                             Date:  March 24, 2005

                                                                    Exhibit 99.1

                            ANNUAL COMPLIANCE REPORT

     The undersigned, being an officer of The Bank of New York Trust Company (Cayman) Limited, as trustee (the "Trustee"), with respect to the TIERS Callable Principal-Protected Asset-Backed Trust Certificates, Series S&P 1999-2, listed in this Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. To my knowledge, the Trustee has performed its duties in accordance with the terms of the trust agreement.


                                              /s/ Charlotte J. Ackerley
                                            -----------------------------
                                            Name:   Charlotte J. Ackerley
                                            Title:  Assistant Manager
                                            Date:   March 24, 2005

                                                                    Exhibit 99.1
                                                                     (continued)

                            ANNUAL COMPLIANCE REPORT

     The undersigned, being an officer of The Bank of New York, as co-trustee (the "Co-Trustee"), with respect to the TIERS Callable Principal-Protected Asset-Backed Trust Certificates, Series S&P 1999-2, listed in this Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), certifies as follows:

1. The Co-Trustee is the co-trustee under each trust agreement.

2. To my knowledge, the Co-Trustee has performed its duties in accordance with the terms of the trust agreements.




                                              /s/ Laura Shields
                                            -----------------------------
                                            Name:   Laura Shields
                                            Title:  Vice President
                                            Date:   March 24, 2005

                                                                    Exhibit 99.2

                         Independent Accountant's Report


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

The Bank of New York, as Trustee
101 Barclay Street, 21W
Global Structured Products Unit
New York, NY 10286

Re: TIERS Callable Principal-Protected Asset Backed Certificates, Trust Series S&P 1999-2 (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 9, 1999, as supplemented by the TIERS Callable Principal-Protected Asset Backed Certificates Supplement Series S&P 1999-2, dated as of December 9, 1999 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2004 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2004.


/s/ Aston Bell, CPA

New York, New York
March 25, 2005

                                         EXHIBIT INDEX

  Exhibit                                                                Page
   31.1      Certification by Assistant Vice President and Finance
             Officer of the Registrant pursuant to 15 U.S.C. Section
             7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   99.1 Annual Compliance Reports by Trustees and Co-Trustee pursuant to 15 U.S.C. Section 7241.

   99.2      Report of Aston Bell, CPA.